Form 10-Q
period 2021-06-30
Peridot Acquisition Corp. II
filed 2021-08-12
CIK 1841845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2021
, there were 40,845,476 Class A ordinary shares, $0.0001 par value and 10,211,369 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PERIDOT ACQUISITION CORP. II
FORM
10-Q
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheets as of June 30, 2021	1
Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and for the period from January 8, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from January 8, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 8, 2021 (Inception) through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

PERIDOT ACQUISITION CORP. II
CONDENSED BALANCE SHEET
JUNE 30, 2021
(Unaudited)

ASSETS
Current assets
Cash	$469,747
Prepaid expenses	726,200

Total current assets	1,195,947
Investments held in Trust Account	408,503,883

TOTAL ASSETS	$409,699,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$517,687

Total current liabilities	517,687
Warrant liabilities	20,355,390
Deferred underwriting fee payable	14,295,917

Total Liabilities	35,168,994

Commitments
Class A ordinary shares subject to possible redemption 36,953,083 shares at $10.00 per share redemption value	369,530,830
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 3,892,393 shares issued and outstanding (excluding 36,953,083 shares subject to possible redemption)	390
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,211,369 shares issued and outstanding	1,021
Additional paid-in capital	8,558,012
Accumulated Deficit	(3,559,417)

Total Shareholders’ Equity	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,699,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	For The Period from January 8, 2021 (Inception) Through June 30,
	2021	2021
General and administrative expenses	$646,170	$758,676

Loss from operations	(646,170)	(758,676)
Other expense:
Change in fair value of warrant liabilities	(6,234,984)	(2,383,964)
Transaction costs allocated to warrant liabilities	—	(465,914)
Interest income - bank	14	14
Interest earned on investments held in Trust Account	40,640	49,123

Total other expense, net	(6,194,330)	(2,800,741)
Net loss	$(6,840,500)	$(3,559,417)

Weighted average shares outstanding of Class A ordinary shares	40,845,476	40,583,558

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares	10,211,369	9,761,639

Basic and diluted net loss per share, Class B ordinary shares	$(0.67)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Sale of 40,845,576 Units, net of underwriting discounts, offering costs, and initial fair value of Public Warrants	40,845,476	4,085	—	—	377,857,786	—	377,861,871
Excess of cash received over the fair value of Private Placement Warrants	—	—	—	—	203,382	—	203,382
Forfeiture of Founder Shares	—	—	(138,631)	(14)	14	—	—
Class A ordinary shares subject to possible redemption	(37,637,133)	(3,764)	—	—	(376,367,566)	—	(376,371,330)
Net income	—	—	—	—	—	3,281,083	3,281,083

Balance – March 31, 2021	3,208,343	321	10,211,369	1,021	1,717,581	3,281,083	5,000,006
Change in Class A ordinary shares subject to possible redemption	684,050	69	—	—	6,840,431	—	6,840,500
Net loss	—	—	—	—	—	(6,840,500)	(6,840,500)

Balance – June 30, 2021	3,892,393	$390	10,211,369	$1,021	$8,558,012	$(3,559,417)	$5,000,006

The accompanying notes are an integral part of th
e
se unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,559,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by sponsor	5,000
Interest earned on investments held in Trust Account	(49,123)
Change in fair value of warrant liabilities	2,383,964
Transaction costs allocated to warrant liabilities	465,914
Changes in operating assets and liabilities:
Prepaid expenses	(726,200)
Accrued expenses	517,687

Net cash used in operating activities	(962,175)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(408,454,760)

Net cash used in investing activities	(408,454,760)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	400,285,665
Proceeds from sale of Private Placement Units	10,169,095
Proceeds from promissory note – related party	29,878
Repayment of promissory note – related party	(140,368)
Payment of offering costs	(457,588)

Net cash provided by financing activities	409,886,682

Net Change in Cash	469,747
Cash – Beginning of period	—

Cash – End of period	$469,747

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of founder shares	$20,000

Offering costs paid through promissory note	$110,490

Initial classification of ordinary shares subject to possible redemption	$327,759,920

Change in value of ordinary shares subject to possible redemption	$41,759,884

Deferred underwriting fee payable	$14,295,917

Forfeiture of founder shares	$(14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
JUNE 30, 2021
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $469,747 in its operating bank account and working capital of $678,260. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.
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
as filed with the SEC on March 11, 2021 and March 17, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Investments held in Trust Account
The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to
 $22,587,176
were charged to shareholders’ equity upon the completion of the Initial Public Offering, and
$465,914
of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants quoted market price as of June 30, 2021 (see Note 9).
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Net Income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The warrants are exercisable to purchase
 18,338,190 shares of Class A ordinary shares in the aggregate.
The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account for the period from January 8, 2021 (inception) through June 30, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income per share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	For the Period from January 15, 2021 (inception) through June 30, 2021
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest income	$40,640	$49,123

Net Earnings	$40,640	$49,123

Denominator: Weighted Average Class A Ordinary Shares
Class A Ordinary Shares, Basic and Diluted	40,845,476	40,583,558
Earnings/Basic and Diluted Class A Ordinary Shares	$0.00	$0.00

Class B Ordinary Shares
Numerator: Net income minus Net Earnings
Net loss	$(6,840,500)	$(3,559,417)
Less: Net Earnings	(40,640)	(49,123)

Net Loss	$(6,881,140)	$(3,608,540)
Denominator: Weighted Average Class B Ordinary Shares
Class B Ordinary Shares, Basic and Diluted	10,211,369	9,761,639
Earnings/Basic and Diluted Class B Ordinary Shares	$(0.67)	$(0.37)

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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, other than the derivative warrant liability.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt -debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Public Offering
Pursuant to the Initial Public Offering, on March 11, 2021, the Company sold 36,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $360,000,000. On March 17, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 4,845,476 Units at $10.00 per Unit, generating additional gross proceeds of $48,454,760. Following such closing, an additional $48,454,760 of net proceeds was deposited in the Trust Account, resulting in $408,454,760 in aggregate held in the Trust Account.
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 9,200,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $9,200,000. In connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 969,095 Private Placement Warrants to our Sponsor at $1.00 per Private Placement Warrant, generating gross proceeds of $969,095. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
JUNE 30, 2021
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
Promissory Note – Related Party
On January 13, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,368 was repaid on March 9, 2021. Borrowings under the Promissory Note are no longer available.
Administrative Support Agreement
On March 8, 2021, the Company entered into an agreement to pay an affiliate of our Sponsor a monthly fee of $40,000 for office space, secretarial and administrative support services to the Company until the Company’s initial business combination or liquidation and, upon the earlier of the Business Combination or the Company’s liquidation, at the affiliate’s option, a payment equal to $960,000 less any amounts previously paid. During the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, the company incurred and accrued $120,000 and $160,000 relating to this agreement, respectively. As of June 30, 2021, the total amount payable for these services was $160,000.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
Note 7 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,892,393 Class A ordinary shares issued and outstanding, excluding 36,953,083 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 10,211,369 Class B ordinary shares issued and outstanding.
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
JUNE 30, 2021
(Unaudited)

Note 8 — Warrant Liabilities
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

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
JUNE 30, 2021
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
JUNE 30, 2021
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
Note 9 — Fair Value Measurements
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

At June 30, 2021, assets held in the Trust Account were comprised of $1,581 of cash and $408,502,302 in U.S. Treasury securities. During the period ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
June 30, 2021	U.S. Treasury Securities (Mature on 9/9/2021)	1	$408,502,302	$(5,070)	$408,497,232
Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1			9,067,695
June 30, 2021	Warrant Liability – Private Placement Warrants	2			11,287,695
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
As of March 11, 2021, the Warrants were valued using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of March 11, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker PDOT WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.

The following table presents that changes in the fair value of Level 3 warrant liabilities.

	Public	Private Placement	Warrant Liabilities
Fair value as of Inception	$—	$—	$—
Initial measurement on March 11, 2021	8,005,713	9,965,713	17,971,426
Change in valuation inputs or other assumptions	(1,715,510)	(2,135,510)	(3,851,020)

Fair value as of March 31, 2021	$6,290,203	$7,830,203	$14,120,406
Change in valuation inputs or other assumptions	2,777,492	2,457,492	6,234,984
Transfer to Level 1	(9,067,695)	—	(9,067,695)
Transfer to Level 2	—	(11,287,695)	(11,287,695)
Fair value as of June 30, 2021	—	—	—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $9,067,695. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $11,287,695.
Note 10 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to January 8, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $6,840,500, which consisted of general and administrative costs of $646,170 and a non-cash
change in fair value of warrants of $6,234,984, offset by interest earned on investments held in the trust account of $40,640 and interest income of $14.
For the period from January 8, 2021 (inception) through June 30, 2021, we had a net loss of $3,559,417, which consisted of general and administrative costs of $758,676, a non-cash
change in fair value of warrants of $2,383,964 and transaction costs allocated to warrant liabilities of $465,914, offset by interest earned on investments held in the trust account of $49,123 and interest income of $14.
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
For the period from January 8, 2021 (inception) through June 30, 2021, net cash used in operating activities was $962,175. Net loss of $3,559,417 was affected by change in fair value of warrants of $2,383,964, transactions costs incurred in connection with the warrant liabilities of $465,914, interest income earned from investments in the trust account of $49,123 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities used $208,513 of cash from operating activities.
At June 30, 2021, we had investments held in the Trust Account of $408,503,883. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $469,747 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Warrant Liabilities
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
Net Income (Loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the periods presented.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt —debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’ Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s decision to reclassify the Company’s Public Warrants and Private Placement Warrants as described in Note 2 to our condensed financial statements contained herein, our disclosure controls and procedures were not effective as of June 30, 2021.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.
PART II—OTHER INFORMATION

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
Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares
.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIDOT ACQUISITION CORP. II

Date: August 12, 2021		/s/ Preston Powell
	Name:	Preston Powell
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021		/s/ Stephen Wedemeyer
	Name:	Stephen Wedemeyer
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)