Form 10-Q
period 2021-09-30
Peridot Acquisition Corp. II
filed 2021-11-15
CIK 1841845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(713)322-7310
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
    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021, there were 40,845,476 Class A ordinary shares, $0.0001 par value and 10,211,369 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PERIDOT ACQUISITION CORP. II
FORM10-QFOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 8, 2021 (Inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PERIDOT ACQUISITION CORP. II
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(Unaudited)

ASSETS
Current assets
Cash	$433,796
Prepaid expenses	611,174

Total current assets	1,044,970
Investments held in Trust Account	408,546,971

TOTAL ASSETS	$409,591,941

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$679,616

Total current liabilities	676,616
Warrant liabilities	14,853,934
Deferred underwriting fee payable	14,295,917

Total Liabilities	29,829,467
Commitments
Class A ordinary shares subject to possible redemption 40,845,476 shares at $10.00 per share redemption value at September 30, 2021	408,454,760
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,211,369 shares issued and outstanding at September 30, 2021	1,021
Additional paid-in capital	—
Accumulated Deficit	(28,693,307)

Total Shareholders’ Deficit	(28,692,286)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$409,591,941

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	For The Period from January 8, 2021 (Inception) Through September 30,
	2021	2021
General and administrative expenses	$312,918	$1,071,594

Loss from operations	(312,918)	(1,071,594)
Other income:
Change in fair value of warrant liabilities	5,501,456	3,117,492
Transaction costs allocated to warrant liabilities	—	(465,914)
Interest income – bank	12	26
Interest earned on investments held in Trust Account	43,088	92,211

Total other income, net	5,544,556	2,743,815

Net income	$5,231,638	$1,672,221

Weighted average shares outstanding of Class A ordinary shares	40,845,476	31,179,467

Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.04

Weighted average shares outstanding of Class B ordinary shares	10,211,369	9,900,527

Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE
PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
Revised
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Cash paid in excess of fair value of Private placement warrants	—	—	—	—	203,382	—	203,382
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(227,361)	(30,365,528)	(30,592,889)
Forfeiture of Founder Shares	—	—	(138,631)	(14)	14	—	—
Net income	—	—	—	—	—	3,281,083	3,281,083

Balance – March 31, 2021 (unaudited)	—	—	10,211,369	1,021	—	(27,084,445)	(27,083,424)
Net loss	—	—	—	—	—	(6,840,500)	(6,840,500)

Balance – June 30, 2021 (unaudited)	—	—	10,211,369	1,021	—	(33,924,945)	(33,923,924)
Net income	—	—	—	—	—	5,231,638	5,231,638

Balance – September 30, 2021 (unaudited)	—	$—	10,211,369	$1,021	$—	$(28,693,307)	$(28,692,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,672,221
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by sponsor	5,000
Interest earned on investments held in Trust Account	(92,211)
Change in fair value of warrant liabilities	(3,117,492)
Transaction costs allocated to warrant liabilities	465,914
Changes in operating assets and liabilities:
Prepaid expenses	(611,174)
Accrued expenses	679,616

Net cash used in operating activities	(998,126)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(408,454,760)

Net cash used in investing activities	(408,454,760)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	400,285,665
Proceeds from sale of Private Placement Warrants	10,169,095
Proceeds from promissory note – related party	29,878
Repayment of promissory note – related party	(140,368)
Payment of offering costs	(457,588)

Net cash provided by financing activities	409,886,682

Net Change in Cash	433,796
Cash – Beginning of period	—

Cash – End of period	$433,796

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of founder shares	$20,000

Offering costs paid through promissory note	$110,490

Deferred underwriting fee payable	$14,295,917

Forfeiture of founder shares	$(14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of an aggregate 36,000,000 Units, at $10.00 per Unit (a “Unit” and, with respect to the Class A Ordinary Shares included in the Units sold, the “Public Shares”), and a private placement with Peridot Acquisition Sponsor II, LLC (the “Sponsor”) of 9,200,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant, generating $360,000,000 of proceeds that was deposited in the Company’s trust account. On March 17, 2021, the Company issued an additional 4,845,476 Units pursuant to the partial exercise by the underwriters of their over-allotment option in connection with the Initial Public Offering. Such Units were priced at $10.00 per unit, generating total gross proceeds of $48,454,760. Concurrently, the Sponsor also purchased an additional 969,095 private placement warrants for $969,095 to cover the underwriters’ partial exercise of their over-allotment option in connection with the Initial Public Offering, as further described in Note 5. Of the proceeds received from the consummation of the Initial Public Offering, the private placement purchases by the Sponsor and the sale of the over-allotment Units, $408,454,760 (or $10.00 per unit sold in the public offering) was deposited in the Company’s trust account.
Transaction costs amounted to $23,053,090, consisting of $8,169,095 of underwriting fees, $14,295,917 of deferred underwriting fees and $588,078 of other offering costs; of this amount $465,914 was expensed as of the date of the initial public offering and $22,587,176 was initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.
Following the closing of the Initial Public Offering on March 11, 2021 and partial exercise of the underwriters’ over-allotment option on March 17, 2021, $408,454,760 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
SEPTEMBER 30, 2021
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
The Company will have until March 11, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
SEPTEMBER 30, 2021
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $433,796 in its operating bank account and working capital of $65,354. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.
Note 2 — Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, cash flows or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 11, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$327,759,920	$32,240,080	$360,000,000
Class A ordinary shares	$322	$(322)	$—
Additional paid-in capital	$5,417,325	$(5,417,325)	$—
Accumulated deficit	$(418,679)	$(26,822,433)	$(27,241,112)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(32,240,080)	$(27,240,077)
Number of shares subject to redemption	32,775,992	3,224,008	36,000,000

Note 3 — Summary of Significant Accounting Policies
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
as filed with the SEC on March 11, 2021 and March 17, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$408,454,760
Less:
Proceeds allocated to Public Warrants	$(8,005,713)
Class A ordinary shares issuance costs	$(22,587,176)
Plus:
Accretion of carrying value to redemption value	$30,592,889

Class A ordinary shares subject to possible redemption	$408,454,760

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
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to

$
22,587,176
were charged to shareholders’ equity upon the completion of the Initial Public Offering, and
$
465,914
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants quoted market price as of September 30, 2021 (see Note 10).
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Net Income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,338,190 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from January 15, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,156,173	$1,039,043	$1,241,562	$394,237
Denominator:
Basic and diluted weighted average shares outstanding	40,845,476	10,211,369	31,179,467	9,900,527

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.04	$0.04
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
SEPTEMBER 30, 2021
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
and Derivatives and Hedging—Contracts in Entity’ Own Equity (Subtopic
815-40):
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
Note 4 — Public Offering
Pursuant to the Initial Public Offering, on March 11, 2021, the Company sold 36,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $360,000,000. On March 17, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 4,845,476 Units at $10.00 per Unit, generating additional gross proceeds of $48,454,760. Following such closing, an additional $48,454,760 of net proceeds was deposited in the Trust Account, resulting in $408,454,760 in aggregate held in the Trust Account.
Note 5 — Private Placement
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 9,200,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $9,200,000. In connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 969,095 Private Placement Warrants to our Sponsor at $1.00 per Private Placement Warrant, generating gross proceeds of $969,095. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
Note 6 — Related Party Transactions
Founder Shares
During the period ended March 31, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 10,350,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,350,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the partial exercise of the underwriters’ over-allotment option on March 17, 2021, 138,631 of these Founder Shares were forfeited accordingly.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Administrative Support Agreement
On March 8, 2021, the Company entered into an agreement to pay an affiliate of our Sponsor a monthly fee of $40,000 for office space, secretarial and administrative support services to the Company until the Company’s initial business combination or liquidation and, upon the earlier of the Business Combination or the Company’s liquidation, at the affiliate’s option, a payment equal to $960,000 less any amounts previously paid. During the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, the company incurred and accrued $120,000 and $280,000 relating to this agreement, respectively. As of September 30, 2021, the total amount payable for these services was $280,000.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Note 7 — Commitments
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
SEPTEMBER 30, 2021
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
Note 8 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 40,845,476 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 10,211,369 Class B ordinary shares issued and outstanding.
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Note 9 — Warrant Liabilities
As of September 30, 2021, there were 8,169,095 and 10,169,095 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a)

30
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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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
Note 10 — Fair Value Measurements
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

At September 30, 2021, assets held in the Trust Account were comprised of $1 of cash and $408,546,970 in in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$408,546,971
Liabilities:
September 30, 2021 – Public Warrants	1	6,616,967
September 30, 2021 – Private Placement Warrants	2	8,236,967
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
The following table presents that changes in the fair value of Level 3 warrant liabilities.

	Public	Private Placement	Warrant Liabilities
Fair value as of Inception	$—	$—	$—
Initial measurement on March 11, 2021	8,005,713	9,965,713	17,971,426
Change in valuation inputs or other assumptions	(1,715,510)	(2,135,510)	(3,851,020)

Fair value as of March 31, 2021	$6,290,203	$7,830,203	$14,120,406
Change in valuation inputs or other assumptions	2,777,492	2,457,492	6,234,984
Transfer to Level 1	(9,067,695)	—	(9,067,695)
Transfer to Level 2	—	(11,287,695)	(11,287,695)
Fair value as of June 30, 2021	—	—	—

Fair value as of September 30, 2021	—	—	—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 8, 2021 (inception) through September 30, 2021 was $9,067,695. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period from January 8, 2021 (inception) through September 30, 2021 was $11,287,695.
Note 11 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2021, we had a net income of $5,231,638, which consisted of change in fair value of warrant liability of $5,501,456, interest income on bank of $12 and interest earned on investment held in Trust Account of $43,088, offset by general and administrative costs of $312,918.
For the period from January 8, 2021 (inception) through September 30, 2021, we had a net income of $1,672,211, which consisted of change in fair value of warrant liability of $3,117,492, interest income on bank of $26, interest earned on investment held in Trust Account of $92,211, offset by general and administrative costs of $1,071,594 and transaction cost allocated to warrant liability of $465,914.
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
For the period from January 8, 2021 (inception) through September 30, 2021, net cash used in operating activities was $998,126. Net income of $1,672,221 was affected by change in fair value of warrants of $3,117,492, transactions costs incurred in connection with the warrant liabilities of $465,914, interest income earned from investments in the trust account of $92,211 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities provided $68,442 of cash from operating activities.
At September 30, 2021, we had investments held in the Trust Account of $408,546,971. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $433,796 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in
ASC815-40-15-7D
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
Net Income (Loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As stated in Note 2, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity (See Note 2).
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIDOT ACQUISITION CORP. II

Date: November 15, 2021		/s/ Preston Powell
	Name:	Preston Powell
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021		/s/ Stephen Wedemeyer
	Name:	Stephen Wedemeyer
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)