Form 10-Q/A
period 2021-09-30
Peridot Acquisition Corp. II
filed 2022-02-15
CIK 1841845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
:
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

February 15, 202
2
, there were 40,845,476 Class A ordinary shares, $0.0001 par value and 10,211,369 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Peridot Acquisition Corp. II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares (the “Public Shares”) held by the Company’s Public Shareholders (defined below) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. Accounting Standards Codification (“ASC”)
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (the “Initial Public Offering”), the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.
As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of March 11, 2021 (the Initial Public Offering date) and as of and for the three months ended March 31, 2021, for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021 should be restated in this Quarterly Report as a result of this error. The three months ended March 31, 2021 and the three and six months ended June 30, 2021 will be restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should not be relied upon. On February 14, 2022, the Company filed a Current Report on Form

8-K

disclosing the

non-reliance

on the financial statements included in its (i) audited balance sheet as of March 11, 2021, filed with the SEC on March 17, 2021, (ii) unaudited interim condensed financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on

Form 10-Q, filed

with the SEC on May 27, 2021, (iii) unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on

Form 10-Q, filed

with the SEC on August 12, 2021, and (iv) the unaudited interim condensed financial statements as of and for the three and nine months ended September 30, 2021
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

PERIDOT ACQUISITION CORP. II
FORM
10-Q
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the period from January 8, 2021 (Inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

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

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE
PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — January 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Cash paid in excess of fair value of P rivate P lacement W arrants	—	—	—	—	203,382	—	203,382
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(227,361)	(30,365,528)	(30,592,889)
Forfeiture of Founder Share s	—	—	(138,631)	(14)	14	—	—
Net income	—	—	—	—	—	3,281,083	3,281,083

Balance – March 31, 2021, as restated – see Note 2 (unaudited)	—	—	10,211,369	1,021	—	(27,084,445)	(27,083,424)
Net loss	—	—	—	—	—	(6,840,500)	(6,840,500)

Balance – June 30, 2021, as restated – see Note 2 (unaudited)	—	—	10,211,369	1,021	—	(33,924,945)	(33,923,924)
Net income	—	—	—	—	—	5,231,638	5,231,638

Balance – September 30, 2021 (unaudited)	—	$—	10,211,369	$1,021	$—	$(28,693,307)	$(28,692,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,672,221
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by S ponsor	5,000
Interest earned on investments held in Trust Account	(92,211)
Change in fair value of warrant liabilities	(3,117,492)
Transaction costs allocated to warrant liabilities	465,914
Changes in operating assets and liabilities:
Prepaid expenses	(611,174)
Accrued expenses	679,616

Net cash used in operating activities	(998,126)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(408,454,760)

Net cash used in investing activities	(408,454,760)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	400,285,665
Proceeds from sale of Private Placement Warrants	10,169,095
Proceeds from P romissory N ote – related party	29,878
Repayment of P romissory N ote – related party	(140,368)
Payment of offering costs	(457,588)

Net cash provided by financing activities	409,886,682

Net Change in Cash	433,796
Cash – Beginning of period	—

Cash – End of period	$433,796

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for the issuance of F ounder S hares	$20,000

Offering costs paid through P romissory N ote	$110,490

Deferred underwriting fee payable	$14,295,917

Forfeiture of F ounder S hares	$(14)

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of an aggregate 36,000,000 Units, at $10.00 per Unit (a “Unit” and, with respect to the Class A
o
rdinary
s
hares included in the Units sold, the “Public Shares”), and a private placement with Peridot Acquisition Sponsor II, LLC (the “Sponsor”) of 9,200,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant, generating $360,000,000 of proceeds that was deposited in the Company’s trust account

(the “Trust Account”).

On March 17, 2021, the Company issued an additional 4,845,476 Units pursuant to the partial exercise by the underwriters of their over-allotment option in connection with the Initial Public Offering. Such Units were priced at $10.00 per unit, generating total gross proceeds of $48,454,760. Concurrently, the Sponsor also purchased an additional 969,095
P
rivate
P
lacement
W
arrants for $969,095 to cover the underwriters’ partial exercise of their over-allotment option in connection with the Initial Public Offering, as further described in Note 5. Of the proceeds received from the consummation of the Initial Public Offering, the private placement purchases by the Sponsor and the sale of the over-allotment Units, $408,454,760 (or $10.00 per unit sold in the public offering) was deposited in the Company’s
T
rust
A
ccount.
Transaction costs amounted to $23,053,090, consisting of $8,169,095 of underwriting fees, $14,295,917 of deferred underwriting fees and $588,078 of other offering costs; of this amount $465,914 was expensed as of the date of the
I
nitial
P
ublic
O
ffering and $22,587,176 was initially charged to temporary equity and then accreted to ordinary shares

subject to redemption upon the completion of the Initial Public Offering.
Following the closing of the Initial Public Offering on March 11, 2021 and partial exercise of the underwriters’ over-allotment option on March 17, 2021, $408,454,760 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule 2a-7
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
The Company will provide the holders of the
P
ublic
S
hares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their
P
ublic
S
hares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially

$10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding
P
ublic
S
hares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity
, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust
A
ccount and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $433,796 in its operating bank account and working capital of $65,354. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined below)

to the Company
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
Note 2 —
Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate

its financial statements to classify all Public Shares in temporary equity. In accordance with ASC
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
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated
its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, cash flows or operating results.
The impact of the restatement on the Company’s historical financial statements is reflected in the following table.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)

Class A ordinary shares subject to possible redemption	$376,371,330	$32,083,430	$408,454,760
Class A ordinary shares	$321	$(321)	$—
Additional paid-in capital	$1,717,581	$(1,717,581)	$—
Retained earnings (accumulated deficit )	$3,281,083	$(30,365,528)	$(27,084,445)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(32,083,430)	$(27,083,424)

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$369,530,830	$38,923,930	$408,454,760
Class A ordinary shares	$390	$(390)	$—
Additional paid-in capital	$8,558,012	$(8,558,012)	$—
Accumulated deficit	$(3,559,417)	$(30,365,528)	$(33,924,945)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,923,930)	$(33,923,924)
Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Period from January 8, 2021 (Inception) Through March 31, 2021 ( una udited)
Sale of 40,845,476 Units, net of underwriting discounts, offering costs, and initial fair value of Public Warrants	$377,861,871	$(377,861,871)	$—
Class A ordinary shares subject to redemption	$(376,371,330)	$376,371,330	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(30,592,889)	$(30,592,889)
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in Class A ordinary shares to redemption amount	$6,840,500	$(6,840,500)	$—
Condensed Statement of Operations for the Period from January 8, 2021 (Inception) Through March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	39,391,833	(29,784,069)	9,607,764
Basic and diluted net income per share Class A ordinary shares	$—	0.27	0.27
Weighted average shares outstanding, Class B ordinary shares	9,223,147	(6,821,206)	2,401,941
Basic and diluted net income per share Class B ordinary shares	$0.35	(0.08)	0.27
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	40,845,476	—	40,845,476
Basic and diluted net loss per share Class A ordinary shares	$—	(0.13)	(0.13)
Weighted average shares outstanding, Class B ordinary shares	10,211,369	—	10,211,369
Basic and diluted net loss per share Class B ordinary shares	$(0.67)	0.54	(0.13)
Condensed Statement of Operations for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	40,583,558	(14,544,396)	26,039,162
Basic and diluted net loss per share Class A ordinary shares	$—	(0.11)	(0.11)
Weighted average shares outstanding, Class B ordinary shares	9,761,639	(3,251,849)	6,509,790
Basic and diluted net loss per share Class B ordinary shares	$(0.37)	0.26	(0.11)
Condensed Statement of Cash Flows for the Period from January 8, 2021 (Inception) through March 31, 2021 (Unaudited)
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$327,759,920	$(327,759,920)	$—

Change in value of ordinary shares subject to possible redemption	$48,611,410	$(48,611,410)	$—
Condensed Statement of Cash Flows for the Period from January 8, 2021 (Inception) through June 30, 2021 (Unaudited)
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$327,759,920	$(327,759,920)	$—
Change in value of ordinary shares subject to possible redemption	$41,759,884	$(41,759,884)	$—
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 10, 2021, as well as the Company’s Current Report on Form
8-K,
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature
redemption rights that
are
either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares
issued were initially charged to temporary equity and then accreted to ordinary shares
subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to

$
22,587,176
were charged to shareholders’ equity upon the completion of the Initial Public Offering, and
$
465,914
of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations.

1
1

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

1
2

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
Income Taxes
The Company accounts for income taxes under
ASC Topic 740, “Income Taxes,”
 which
prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
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

1
3

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
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
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

1
4

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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1
5

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

1
6

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

1
7

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

1
9

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $1 of cash and $408,546,970 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
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
As of March 11, 2021, the Warrants were valued using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of March 11, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker PDOT WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.
The following table presents changes in the fair value of Level 3 warrant liabilities.

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
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report to “we,” “us” or the “Company” refer to Peridot Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Peridot Acquisition Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods ending March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Overview
We are a blank check company incorporated on January 8, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our Public Shares, debt or a combination of cash, equity and debt.
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
On March 17, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 4,845,476 Units at $10.00 per Unit and sold an additional 969,095 Private Placement Warrants at $1.00 per Private Placement Warrant. Following such closing, an additional $48,454,760 of net proceeds was deposited in the Trust Account, resulting in $408,454,760 held in the Trust Account.
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
We entered into an agreement to pay an affiliate of our Sponsor a monthly fee of $40,000 for office space, secretarial and administrative support services to the Company until the Company’s Business Combination or liquidation and, upon the earlier of the Business Combination or the Company’s liquidation, at such affiliate’s election, a payment equal to $960,000 less any amounts previously paid. We began incurring these fees on March 11, 2021 and will continue to incur these fees on a monthly basis until the earlier of the completion of the Business Combination and the Company’s liquidation.
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
Critical Accounting Policies
The preparation of the Company’s unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC
815-40-15-7D
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.
Net Income (Loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As stated in Note 2, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity (see Note 2).
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have previously recorded a portion of our Class A ordinary share subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs (as defined below) that provide a limitation on redemptions that would cause a SPAC’s (as defined below) net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC
480-10-S99,
“
Distinguishing Liabilities from Equity
”, and EITF Topic
D-98,
“
Classification and Measurement of Redeemable Securities
”, redemption provisions not solely within the control of the issuing company requires ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Amended and Restated Memorandum and Articles of Association, our Amended and Restated Memorandum and Articles of Association provide that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Management re-evaluated
the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and ordinary shares. This also resulted in a restatement of earnings per share for the three months ended March 31, 2021 and the three and six months ended June 30, 2021.
The foregoing represents a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects or that other material weaknesses and control deficiencies will not be discovered in the future.
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
As a result of the reclassification of our warrants and our Class A ordinary shares, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the reclassification, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its share price to decline.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERIDOT ACQUISITION CORP. II

Date: February 15, 202 2		/s/ Preston Powell
	Name:	Preston Powell
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 15, 20 22		/s/ Stephen Wedemeyer
	Name:	Stephen Wedemeyer
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)

29