Form 10-Q
period 2022-06-30
Peridot Acquisition Corp. II
filed 2022-08-12
CIK 1841845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40180

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
12b-2of
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
12
, 2022, there were 40,845,476 Class A ordinary shares, $0.0001 par value and 10,211,369 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PERIDOT ACQUISITION CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2021 and For the Period from January 8, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, Three Months Ended June 30, 2022 and For the Period from January 8, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period from January 8, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

PERIDOT ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$92,748	$215,489
Prepaid expenses	333,348	498,983

Total Current Assets	426,096	714,472
Investments held in Trust Account	409,395,698	408,557,420

TOTAL ASSETS	$409,821,794	$409,271,892

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,203,726	$883,637
Promissory note—related party	225,000	—

Total Current Liabilities	1,428,726	883,637
Warrant Liabilities	3,297,206	15,587,462
Deferred underwriting fee payable	14,295,917	14,295,917

Total Liabilities	19,021,849	30,767,016

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 40,845,476 shares at $10.02 and $10.00 per share at June 30, 2022 and December 31, 2021 , respectively	409,395,698	408,454,760
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,211,369 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,021	1,021
Additional paid-in capital	—	—
Accumulated deficit	(18,596,774)	(29,950,905)

Total Shareholders’ Deficit	(18,595,753)	(29,949,884)

TOTAL LIABILITIES, COMMITMENTS AND CONTINGENCIES AND SHAREHOLDERS’ DEFICIT	$409,821,794	409,271,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period from January 8, 2021 (Inception) Through June 30, 2021
General and administrative expenses	$342,142	$646,170	$833,472	$758,676

Loss from operations	(342,142)	(646,170)	(833,472)	(758,676)
Other income (expense):
Change in fair value of warrant liabilities	3,671,306	(6,234,984)	12,290,256	(2,383,964)
Transaction costs allocated to warrant liabilities	—	—	—	(465,914)
Interest income – bank	1	14	7	14
Interest earned on investments held in Trust Account	804,096	40,640	838,278	49,123

Total Other income (expense), net	4,475,403	(6,194,330)	13,128,541	(2,800,741)

Net income (loss)	$4,133,261	$(6,840,500)	$12,295,069	$(3,559,417)

Weighted average shares outstanding, Class A ordinary shares	40,845,476	40,845,476	40,845,476	26,039,162

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.13)	$0.24	$(0.11)

Weighted average shares outstanding, Class B ordinary shares	10,211,369	10,211,369	10,211,369	6,509,790

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.13)	$0.24	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	10,211,369	$1,021	$—	$(29,950,905)	$(29,949,884)
Net income	—	—	—	8,161,808	8,161,808

Balance — March 31, 2022	10,211,369	1,021	—	(21,789,097)	(21,788,076)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(940,938)	(940,938)
Net income	—	—	—	4,133,261	4,133,261

Balance — June 30, 2022	10,211,369	$1,021	$—	$(18,596,774)	$(18,595,753)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 8, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	10,350,000	1,035	23,965	—	25,000
Cash paid in excess of fair value of Private Placement Warrants	—	—	203,382	—	203,382
Accretion for Class A ordinary shares to redemption amount	—	—	(227,361)	(30,365,528)	(30,592,889)
Forfeiture of Founder Shares	(138,631)	(14)	14	—	—
Net income	—	—	—	3,281,083	3,281,083

Balance — March 31, 2021	10,211,369	$1,021	$—	$(27,084,445)	$(27,083,424)
Net loss	—	—	—	(6,840,500)	(6,840,500)

Balance — June 30, 2021	10,211,369	$1,021	$—	$(33,924,945)	$(33,923,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from January 8, 2021 (Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$12,295,069	$(3,559,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(12,290,256)	2,383,964
Transaction costs allocated to warrant liabilities	—	465,914
Interest earned on investments held in Trust Account	(838,278)	(49,123)
Formation costs paid by Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	165,635	(726,200)
Accrued expenses	320,089	517,687

Net cash used in operating activities	(347,741)	(962,175)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(408,454,760)

Net cash used in investing activities	—	(408,454,760)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	400,285,665
Proceeds from sale of Private Placement Warrants	—	10,169,095
Proceeds from Promissory Note – related party	225,000	29,878
Repayment of Promissory Note – related party	—	(140,368)
Payment of offering costs	—	(457,588)

Net cash provided by financing activities	225,000	409,886,682

Net Change in Cash	(122,741)	469,747
Cash – Beginning	215,489	—

Cash – Ending	$92,748	$469,747

Non-Cash investing and financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000

Offering costs paid through Promissory Note	$—	$110,490

Deferred underwriting fee payable	$—	$14,295,917

Forfeiture of Founder Shares	$—	$(14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
JUNE 30, 2022
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity”
. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$408,454,760
Less:
Proceeds allocated to Public Warrants	(8,005,713)
Class A ordinary shares issuance costs	(22,587,176)
Plus:
Accretion of carrying value to redemption value	30,592,889

Class A ordinary shares subject to possible redemption as at December 31, 2021	$408,454,760
Plus:
Accretion of carrying value to redemption value	940,938

Class A ordinary shares subject to possible redemption as at June 30, 2022	$409,395,698

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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants quoted market price as of June 30, 2022 (see Note 8).
Income Taxes
ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 18,338,190 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 8, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,306,609	$826,652	$(5,472,400)	(1,368,100)	$9,836,055	$2,459,014	$(2,847,534)	$(711,883)
Denominator:
Basic and diluted weighted average shares outstanding	40,845,476	10,211,369	40,845,476	10,211,369	40,845,476	10,211,369	26,039,162	6,509,790

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.13)	(0.13)	$0.24	$0.24	$(0.11)	$(0.11)

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation’s coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than the derivative warrant liabilities.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.
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
JUNE 30, 2022
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
Administrative Support Agreement
On March 8, 2021, the Company entered into an agreement to pay an affiliate of our Sponsor a monthly fee of $40,000 for office space, secretarial and administrative support services to the Company until the Company’s initial business combination or liquidation and, upon the earlier of the Business Combination or the Company’s liquidation, at the affiliate’s option, a payment equal to $960,000 less any amounts previously paid. For the three and six months ended June 30, 2022, the Company incurred $120,000 and $240,000 relating to this agreement, respectively, of which such amounts are recorded as accrued expenses in the condensed balance sheets. For the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, the company incurred and accrued $120,000 and $160,000 relating to this agreement, respectively, of which $160,000 are recorded as payable for these services.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
On June 7, 2022 the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) to the sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 for working capital purposes. The Working Capital Loan Agreement is not convertible and is non-interest
bearing and payable on the earlier of March 11, 2023 or the date on which Maker consummates its initial business combination (the “Maturity Date”). The outstanding balance under the Second Promissory Note as of June 30, 2022 was $225,000.
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
JUNE 30, 2022
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
Note 7 — Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 40,845,476 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,211,369 Class B ordinary shares issued and outstanding.
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

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Note 8 — Warrant Liabilities
As of June 30, 2022 and December 31, 2021, there were 8,169,095 and 10,169,095 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
At June 30, 2022, assets held in the Trust Account were comprised of $409,395,698 in U.S. Treasury Securities. During the period ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $1 of cash and $408,557,420 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities	1	$409,395,698	1	$408,557,420
Liabilities:
Public Warrants	2	$1,468,803	1	$6,943,731
Private Placement Warrants	2	$1,828,403	2	$8,643,731

PERIDOT ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Warrants are accounted for as liabilities in accordance with
ASC 815-40
and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.
The Private Placement Warrants were valued using public share prices, which is considered to be a Level 2 fair value measurement. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $1,468,803.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2022, we had a net income of $4,133,261, which consisted of change in fair value of warrant liabilities of $3,671,306, interest income on bank of $1 and interest earned on investment held in Trust Account of $804,096, offset by general and administrative expenses of $342,142.
For the six months ended June 30, 2022, we had a net income of $12,295,069, which consisted of change in fair value of warrant liabilities of $12,290,256, interest income on bank of $7 and interest earned on investment held in Trust Account of $838,278, offset by general and administrative expenses of $833,472.
For the three months ended June 30, 2021, we had a net loss of $6,840,500, which consisted of general and administrative expenses of $646,170 and change in fair value of warrant liabilities of $6,234,984, offset by interest income on bank of $14 and interest earned on investments held in the trust account of $40,640.
For the period from January 8, 2021 (inception) through June 30, 2021, we had a net loss of $3,559,417, which consisted of general and administrative expenses of $758,676, a change in fair value of warrant liabilities of $2,383,964 and transaction costs allocated to warrant liabilities of $465,914, offset by interest income on bank of $14 and interest earned on investments held in the trust account of $49,123.

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
For the six months ended June 30, 2022, net cash used in operating activities was $347,741. Net income of $12,295,069 was affected by change in fair value of warrant liabilities of $12,290,256, interest income earned from investments in the Trust Account of $838,278. Changes in operating assets and liabilities provided $485,724 of cash from operating activities.
For the period from January 8, 2021 (inception) through June 30, 2021, net cash used in operating activities was $962,175. Net loss of $3,559,417 was affected by change in fair value of warrant liabilities of $2,383,964, transactions costs incurred in connection with the warrant liabilities of $465,914, interest income earned from investments in the trust account of $49,123 and formation expenses paid by the Sponsor of $5,000. Changes in operating assets and liabilities used $208,513 of cash from operating activities.
At June 30, 2022, we had investments held in the Trust Account of $409,395,698. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2022, we had cash of $92,748 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance-sheet
arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.
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
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
Debt — debt with Conversion and Other Options (Subtopic
470-20)
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of March 31, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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
We have previously recorded a portion of our Class A ordinary share subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs (as defined below) that provide a limitation on redemptions that would cause a SPAC’s (as defined below) net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments,
ASC480-10-S99,“
Distinguishing Liabilities from Equity
”, and EITF
TopicD-98,“
Classification and Measurement of Redeemable Securities
”, redemption provisions not solely within the control of the issuing company requires ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Amended and Restated Memorandum and Articles of Association, our Amended and Restated Memorandum and Articles of Association provide that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Management re-evaluated
the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the condensed balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and ordinary shares. This also resulted in a restatement of earnings per share for the three months ended March 31, 2021 and the three and six months ended June 30, 2021.
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
(No.333-252583).
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

PERIDOT ACQUISITION CORP. II

Date: August 12, 2022		/s/ Preston Powell
	Name:	Preston Powell
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022		/s/ Stephen Wedemeyer
	Name:	Stephen Wedemeyer
	Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)